Form 10-Q
period 2010-11-30
Premier International Hotel Group, Inc.
filed 2011-03-18
CIK 1503508

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Premier International Hotel Group, Inc.
(Exact name of registrant as specified in its charter)

4790 Caughlin Pkwy, Ste 387 Reno, NV 89519 775-851-7397 (Company address)

Nevada	27-2354553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Agent For Service: Copies to: How2GoPublic.com 4790 Caughlin Pkwy, Ste 387 Reno, NV 89519 775-851-7397 775-201-8331 fax

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ X  ]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 common shares issued and outstanding as of March 17, 2011.

PART I

ITEM 1.  FINANCIAL STATEMENTS

PREMIER INTERNATIONAL HOTEL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

NOVEMBER 30, 2010

PREMIER INTERNATIONAL HOTEL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

NOVEMBER 30, 2010

PREMIER INTERNATIONAL HOTEL GROUP, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF NOVEMBER 30, 2010 AND AUGUST 31, 2010

	November 30,	August 31,
ASSETS	2010	2010

Current Assets
Cash and equivalents	$4,282	$4,988

TOTAL ASSETS	$4,282	$4,988

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$8,100	$7,500
Total Current Liabilities	8,100	7,500

Stockholders’ Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	8,000	8,000
Stock subscription receivable	(402)	(402)
Deficit accumulated during the development stage	(21,416)	(20,110)
Total Stockholders’ Deficit	(3,818)	(2,512)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,282	$4,988

See accompanying notes to financial statements.

PREMIER INTERNATIONAL HOTEL GROUP, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
THREE MONTHS ENDED NOVEMBER 30, 2010
FOR THE PERIOD FROM APRIL 12, 2010 (INCEPTION) TO NOVEMBER 30, 2010

	Three Months Ended November 30, 2010	Period from April 12, 2010 (Inception) to November 30, 2010

REVENUES	$0	$0

EXPENSES:
Professional fees	600	18,850
Incorporation costs	0	1,800
General and administrative expenses	706	766
TOTAL EXPENSES	1,306	21,416

LOSS FROM OPERATIONS	(1,306)	(21,416)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(1,306)	$(21,416)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	10,000,000

See accompanying notes to financial statements.

PREMIER INTERNATIONAL HOTEL GROUP, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
FOR THE PERIOD FROM APRIL 12, 2010 (INCEPTION) TO NOVEMBER 30, 2010

	Common stock		Additional paid-in	Stock subscription	Deficit accumulated during the development
	Shares	Amount	capital	receivable	stage	Total
Inception, April 12, 2010	0	$0	$0	$0	$0	$0

Common stock issued for cash to founders	10,000,000	10,000	8,000	(402)	-	17,598

Net loss for the period ended August 31, 2010	-	-	-	-	(20,110)	(20,110)

Balance, August 31, 2010	10,000,000	10,000	8,000	(402)	(20,110)	(2,512)

Net loss for the three months ended November 30, 2010	-	-	-	-	(1,306)	(1,306)

Balance, November 30, 2010	10,000,000	$10,000	$8,000	$(402)	$(21,416)	$(3,818)

See accompanying notes to financial statements.

PREMIER INTERNATIONAL HOTEL GROUP, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
THREE MONTHS ENDED NOVEMBER 30, 2010
FOR THE PERIOD FROM APRIL 12, 2010 (INCEPTION) TO NOVEMBER 30, 2010

	Three Months Ended November 30, 2010	Period from April 12, 2010 (inception) to November 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,306)	$(21,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in non-cash working capital items:
Increase in accrued expenses	600	8,100
NET CASH USED IN OPERATING ACTIVITIES	(706)	(13,316)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	17,598
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	17,598

NET INCREASE (DECREASE) IN CASH	(706)	4,282

CASH, BEGINNING OF PERIOD	4,988	0
CASH, END OF PERIOD	$4,282	$4,282

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITY
Common stock issued for stock subscription receivable	$0	$402

See accompanying notes to financial statements.

PREMIER INTERNATIONAL HOTEL GROUP, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2010

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business
Premier International Hotel Group, Inc. (“Premier International Hotel Group” and the "Company") was incorporated in the State of Nevada on April 12, 2010.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.  The Company intends to seek a merger with a company located in the People’s Republic of China (“China”) in the Hotel Industry. The Company reserves the right, however, to complete a business combination with a company in any industry, whether or not the Hotel Industry.

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted an August 31 fiscal year end.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At November 30, 2010 and August 31, 2010 the Company had $4,282 and $4,988 of unrestricted cash.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents and accrued expenses. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

It is the policy of Premier International Hotel Group to recognize accruals for interest and penalties related to uncertain tax positions in interest expense.  The Company has not incurred any interest or penalties to date.

Revenue Recognition
The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

PREMIER INTERNATIONAL HOTEL GROUP, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2010

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2010.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options. As of November 30, 2010, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCRUED EXPENSES

Accrued expenses consisted of the following at November 30, 2010 and August 31, 2010:

	November 30,	August 31,
	2010	2010
Accrued professional fees	$8,100	$7,500
Total accrued expenses	$8,100	$7,500

NOTE 3 – STOCKHOLDERS’ EQUITY

The Company has 100,000,000 shares of $0.001 par value common stock authorized.

During the period ended August 31, 2010, the Company issued 10,000,000 shares of common stock for cash totaling $17,598 and a stock subscription receivable of $402.

The Company has 10,000,000 shares of common stock issued and outstanding as of November 30, 2010.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

PREMIER INTERNATIONAL HOTEL GROUP, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2010

NOTE 5 – LIQUIDITY AND GOING CONCERN

Premier International Hotel Group has negative working capital, has operating losses since inception, and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

NOTE 6 – INCOME TAXES

For the period ended August 31, 2010, the Company has incurred net losses of approximately $21,400 and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $21,400 at November 30, 2010, and will expire beginning in the year 2030.

The provision for Federal income tax consists of the following:

	November 30,	August 31,
	2010	2010
Federal income tax benefit attributable to:
Current operations	$440	$6,800
Less: valuation allowance	(440)	(6,800)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	November 30,	August 31,
	2010	2010
Deferred tax asset attributable to:
Net operating loss carryover	$7,240	$6,800
Less: valuation allowance	(7,240)	(6,800)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $20,110 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 5, 2011 and has determined it does not have any material subsequent events to disclose.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These forward looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including but not limited to: variability of our revenues and financial performance; risks associated with product development and technological changes; the acceptance our products in the marketplace by existing and potential future customers; general economic conditions. You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

Introduction

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of PREMIER INTERNATIONAL HOTEL GROUP, INC. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements. As used in this Quarterly Report, the terms "we", "us", "our", “Registrant”, and “the Company” mean PREMIER INTERNATIONAL HOTEL GROUP, INC.

PREMIER INTERNATIONAL HOTEL GROUP, INC. was incorporated in the State of Nevada on April 12, 2010.

Operations

Business Development

Premier International Hotel Group, Inc (“we”, “us”, “our”, the "Company" or the "Registrant") was incorporated in the State of Nevada on April 12, 2010.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.  The Company intends to seek a merger with a company that located in the People’s Republic of China (“China”) in the Hotel Industry. The Company reserves the right, however, to complete a business combination with a company in any industry, whether or not the Hotel Industry.  The Company selected August 31 its fiscal year end.

In order to build a successful business and to deliver good financial result to our shareholders, we plan to locate and merge with an existing Chinese hotel company and develop our competitive edge. There are many hotel chains in China, making their profit via economic of scale. However, our approach focuses on single hotels and strategies to maximize profit margin. For this reason, we have begun our search for existing hotel businesses with some degree of unique characteristic, for example location, we are looking for existing hotels located in center of a populated area, park or natural reserve. We are also interested in existing hotels with large dining facilities, entertainment license, or can be re-built to increase number or rooms.

Because the hotel business and real estate development goes hand to hand, and because the nature of our strategy is to locate undervalued  real estate establishments which may not only be an existing hotel, we reserve the right to complete a business combination with a company in any industry. If we can successfully merge with an entity said above, the post-merger company will be managed by Mr. Yan, he is also an expert in hospitality management.

Business of Issuer

The Company, based on proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company intends to seek a target company that is located in China and is in the Hotel Industry; however, it will not restrict its potential candidate target companies to this industry and/or location or any other specific business or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s officers and directors; Mr. Yan is the company’s sole officer and director at this time.  As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

(a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c) Strength and diversity of management, either in place or scheduled for recruitment;

(d) Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e) The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

(f) The extent to which the business opportunity can be advanced;

(g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h) Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's lack of capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. Our lack of funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Additionally, the Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

For the period ended November 30, 2010, we have not generated any revenues to cover operations.  Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs we will be dependent on receipt, if any, of private placement proceeds.  With the receipt of any of these private placement proceeds, the Company expects to see significant growth in 2010 as we increase marketing efforts, bring on additional customers and future customers become more aware of our brands. There can be no assurances we will be able to raise any additional capital.

Results of Operations for the three months ended November 30, 2010 and from April 12, 2010 (inception) to November 30, 2010.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the three months ended November 30, 2010 totaled $1,306.     Operating expenses from April 12, 2010 (inception) to November 30, 2010 were $21,416.  The expenses were primarily professional fees related to the costs incurred in becoming a public company and to maintain our public company status.

Net Loss

Net losses for the three months ended November 30, 2010 was $1,306.   Net oss from inception to November 30, 2010 was $21,416.

Liquidity and Capital Resources

As of November 30, 2010, we had a working capital deficit of $3,818.
Net cash used in operating activities was ($706) for the three months ended November 30, 2010 and ($13,316) from inception to November 30, 2010.

Net cash provided by financing activities during the three months ended November 30, 2010 was $0 and was $17,598 from inception to November 30, 2010..

No shares were sold and no warrants were exercised during the three months ended November 30, 2010.

We have not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

We have current assets at November 30, 2010 of $4,282, including cash of $4,282. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had negative cash flow from operations and no revenues during the year ended August 31, 2010 and the three months ended November 30, 2010.

SHORT TERM

On a short-term basis, we have generated no revenues to cover operations.  However, we will have insufficient revenue to satisfy current and recurring liabilities as we continue to build the business. For short term needs we will be dependent on receipt, if any, of public offering or private placement proceeds.

As noted above, we believe that we do not have sufficient liquidity to satisfy our cash requirements for the next twelve months, which will require us to raise additional external funds through the sale of additional equity or debt securities.  Currently, we have no plans in place for additional capital. In any event, we expect that unless our sales increase significantly, we will need to raise additional funds in over the next 12 months to finance the costs of establishing the corporate infrastructure and related expenses, as well as sales and marketing expenses to support our introduction of our brands. The sale of additional equity securities will result in additional dilution to our shareholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Additional financing may not be available in amounts or on terms acceptable to us or at all.  If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial conditions and operating results.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

We do not believe our business and operations have been materially affected by inflation.

Critical Accounting Policies and Estimates

Our critical accounting policies are as follows:

Derivative Instruments

The Company’s note payable contains terms with constitute a derivative liability under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815 and require bifurcation from the host instrument.  As required by FASB ASC 815, these instruments are required to be measured at fair value in its financial statements.  Changes in the fair value of the derivative liabilities from period to period are charged to derivative income (expense) as incurred.

Recently Issued Accounting Standards

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the year ended December 31, 2009.  There was no impact to the consolidated financial results as this change is disclosure-only in nature. The adoption of SFAS 165 (ASC 855-10) did not have a significant effect on the Company’s financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information under this Item 3.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or material pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide disclosure under this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  REMOVED AND RESERVED.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31	Rule 13a-14(a)/15d-14(a) Principal Executive Officer Certification and Principal Financial Officer Certification

32	Certifications under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2011

PREMIER INTERNATIONAL HOTEL GROUP, INC

By: /s/ Zeng Yan
Zeng Yan
President and Director
Principal Executive Officer
Principal Financial Officer